Form 10QSB
period 2001-11-30
TEXAS SCIENTIFIC INC
filed 2002-01-10
CIK 1084187

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  November 30, 2001
                       -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                                  604-275-8994
                  --------------------------------------------
                            Issuer's Telephone Number

                                       N/A
                  --------------------------------------------
          (Former Name or Former Address, if changed since last Report)

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

                                December 17, 2001

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

                              Texas Scientific Inc.
                          (A Development Stage Company)
                          Interim Financial Statements
                                November 30, 2001
                                   (unaudited)

Texas Scientific Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)


                                                                          November 30,    May 31,
                                                                             2001          2001
                                                                               $             $
                                                                          (unaudited)    (audited)
ASSET

License (Note 3)                                                                     -           -
---------------------------------------------------------------------------------------------------

Total Assets                                                                         -           -
===================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities                                                              4,948         900
---------------------------------------------------------------------------------------------------

Total Liabilities                                                                4,948         900
---------------------------------------------------------------------------------------------------


Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par value of $0.001;
2,500,000 shares issued and outstanding                                          2,500       2,500

Additional Paid-in Capital                                                         189         189
---------------------------------------------------------------------------------------------------

                                                                                 2,689       2,689

Deficit Accumulated During the Development Stage                                (7,637)     (3,589)
---------------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                                     (4,948)       (900)
---------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                          -           -
===================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Texas Scientific Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)


                                     Accumulated From
                                       April 2, 1999          Three Months              Six Months
                                    (Date of Inception)           Ended                    Ended
                                       to November 30,         November 30,             November 30,
                                            2001            2001         2000        2001         2000
                                             $                $           $            $           $
Revenue                                              -            -            -           -            -
----------------------------------------------------------------------------------------------------------


Expenses

Amortization of license                          1,333            -            -           -            -
Audit and accounting                             2,581          431            -       1,681            -
Legal                                              473            -            -         473            -
License written-off                                667            -            -           -            -
Organizational expenses                            689            -            -           -            -
Transfer agent                                   1,894          320            -       1,894            -
----------------------------------------------------------------------------------------------------------

                                                 7,637          751            -       4,048            -
----------------------------------------------------------------------------------------------------------

Net loss for the period                         (7,637)        (751)           -      (4,048)           -
==========================================================================================================

Net Loss Per Share
==========================================================================================================

Weighted Average Shares Outstanding                       2,500,000    2,500,000   2,500,000    2,500,000
==========================================================================================================

    (The accompanying notes are an integral part of the financial statements)

Texas Scientific Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)


                                               Six Months
                                                 Ended
                                              November 30,
                                              2001    2000
                                               $        $
Cash Flows to Operating Activities

Net loss                                     (4,048)      -

Non-cash Items

Accounts payable and accrued liabilities      4,048       -
------------------------------------------------------------

Net Cash Used by Operating Activities             -       -
------------------------------------------------------------

Cash Flows from Financing Activities              -       -
------------------------------------------------------------

Net Cash Provided by Financing Activities         -       -
------------------------------------------------------------

Cash Flows from Investing Activities              -       -
------------------------------------------------------------

Net Cash Provided by Investing Activities         -       -
------------------------------------------------------------

Change In Cash                                    -       -

Cash - Beginning of Period                        -       -
------------------------------------------------------------

Cash - End of Period                              -       -
============================================================

Non-Cash Financing Activities                     -       -
============================================================
Supplemental Disclosures

Interest paid                                     -       -
Income tax paid                                   -       -

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

Item  2.     Management's  Discussion  And  Analysis  or  Plan  of  Operations
------------------------------------------------------------------------------

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


RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through November 30, 2001, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC.

The Company anticipates that, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of November 30, 2001 reflects current assets of $nil.

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


Dated:  December 21, 2001                TEXAS  SCIENTIFIC  INC.

                                    By:  /s/  Larry  Bishop
                                         ---------------------------------------
                                         Larry  Bishop,  President