Form 10QSB
period 2002-02-28
TEXAS SCIENTIFIC INC
filed 2002-04-02
CIK 1084187

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  February  28,  2002
                          -------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from __________ to __________


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

                         Suite 155-11960 Hammersmith Way
            ---------------------------------------------------------
                             Richmond, BC   V7A 5C9
                    (Address of Principal Executive Offices)

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

                                 March 25, 2002

                            Common - 2,500,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.
    Transitional Small Business Issuer Format       Yes  X   No
                                                        ---     ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.


Texas  Scientific  Inc.
(A Development Stage Company)
Balance  Sheets
(expressed in U.S. dollars)

                                                                   February 28,    May 31,
                                                                       2002          2001
                                                                        $             $
                                                                   (unaudited)    (audited)
ASSET

License (Note 3)                                                              -           -
--------------------------------------------------------------------------------------------

Total Assets                                                                  -           -
============================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities                                                       5,169         900
--------------------------------------------------------------------------------------------

Total Liabilities                                                         5,169         900
--------------------------------------------------------------------------------------------

Contingent Liability (Note 1)

Stockholders' Deficit

Common Stock, 25,000,000 shares authorized with a par value of            2,500       2,500
0.001; 2,500,000 shares issued and outstanding

Additional Paid-in Capital                                                  189         189
--------------------------------------------------------------------------------------------

                                                                          2,689       2,689

Deficit Accumulated During the Development Stage                         (7,858)     (3,589)
--------------------------------------------------------------------------------------------

Total Stockholders' Deficit                                              (5,169)       (900)
--------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                   -           -
============================================================================================

    (The accompanying notes are an integral part of the financial statements)

Texas  Scientific  Inc.
(A  Development  Stage  Company)
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)

                                      Accumulated From
                                        April 2, 1999         Three Months               Nine Months
                                     (Date of Inception)          Ended                     Ended
                                       to February 28,         February 28,              February 28,
                                            2002            2002         2001         2002         2001
                                             $                $            $            $            $
Revenue                                              -            -            -            -            -
-----------------------------------------------------------------------------------------------------------

Expenses

   Amortization of license                       1,333            -            -            -            -
   Audit and accounting                          2,581            -          500        1,681          500
   Filing fees                                   2,115          221            -        2,115            -
   Legal                                           473            -            -          473            -
   License written-off                             667            -            -            -            -
   Organizational expenses                         689            -            -            -            -
-----------------------------------------------------------------------------------------------------------

                                                 7,858          221          500        4,269            -
-----------------------------------------------------------------------------------------------------------

Net loss for the period                         (7,858)        (221)        (500)      (4,269)        (500)
===========================================================================================================

Net Loss Per Share                                                -            -            -            -
===========================================================================================================

Weighted Average Shares Outstanding                       2,500,000    2,500,000    2,500,000    2,500,000
===========================================================================================================

(Diluted  loss  per share has not been presented as the result is anti-dilutive)

    (The accompanying notes are an integral part of the financial statements)

Texas  Scientific  Inc.
(A Development Stage Company)
Statements  of  Cash  Flows
(expressed in U.S. dollars)
(unaudited)

                                                Nine Months
                                                   Ended
                                                February 28,
                                                2002     2001
                                                 $        $
Cash Flows to Operating Activities

  Net loss                                     (4,269)   (500)

  Non-cash Items

    Accounts payable and accrued liabilities    4,269     500
--------------------------------------------------------------

Net Cash Used by Operating Activities               -       -
--------------------------------------------------------------

Cash Flows from Financing Activities                -       -
--------------------------------------------------------------

Net Cash Provided by Financing Activities           -       -
--------------------------------------------------------------

Cash Flows from Investing Activities                -       -
--------------------------------------------------------------

Net Cash Provided by Investing Activities           -       -
--------------------------------------------------------------

Change In Cash                                      -       -

Cash - Beginning of Period                          -       -
--------------------------------------------------------------

Cash - End of Period                                -       -
==============================================================

Non-Cash Financing Activities                       -       -
==============================================================

Supplemental Disclosures

  Interest paid                                     -       -
  Income tax paid                                   -       -


   (The accompanying notes are an integral part of the financial statements)

Texas  Scientific  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)
(unaudited)

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

     (b)  Long-Lived Assets

          The carrying value of long-lived assets are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment.

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

     (e)  Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

Texas  Scientific  Inc.
(A  Development  Stage  Company)
Notes  to  the  Financial  Statements
(expressed  in  U.S.  dollars)
(unaudited)

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

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

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


RESULTS  OF  OPERATIONS

During the period from April 2, 1999 (inception) through February 28, 2002, the Company has engaged in no significant operations other than accounting, legal and filing costs associated with continuous disclosure requirements of the SEC.

The Company anticipates that, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of an acquired business.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. Consequently, the Company's balance sheet as of February 28, 2002 reflects current assets of $nil.

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


Dated:  March  25,  2002               TEXAS  SCIENTIFIC  INC.

                                       By: /s/  Larry  Bishop
                                          --------------------------------------
                                          Larry  Bishop,  President